Form 10-K/A
period 2017-12-31
GS Mortgage Securities Trust 2015-GS1
filed 2018-08-03
CIK 1656839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Not applicable.

EXPLANATORY NOTES

The purpose of this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission (the “Commission”) on March 23, 2018 (the “Original 10-K”) is to file with the Commission a report on assessment of compliance with servicing criteria of Berkeley Point Capital LLC, as primary servicer, as Exhibit 33.51 as a replacement of the report on assessment of compliance with servicing criteria filed as Exhibit 33.51 to the Original 10-K.

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

33.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

33.2         Wells Fargo Bank, National Association, as Special Servicer (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

33.3         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes to the Original 10-K.)

33.4         Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

33.5         Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

33.6         Situs Holdings, LLC, as Operating Advisor (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

33.7         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the South Plains Mall Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

33.8         Wells Fargo Bank, National Association, as Special Servicer of the South Plains Mall Mortgage Loan (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

33.9         Wilmington Trust, National Association, as Trustee of the South Plains Mall Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.10       Wells Fargo Bank, National Association, as Certificate Administrator of the South Plains Mall Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

33.11       Wells Fargo Bank, National Association, as Custodian of the South Plains Mall Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

33.12       Situs Holdings, LLC, as Operating Advisor of the South Plains Mall Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

33.13       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Westin Boston Waterfront Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

33.14       Wells Fargo Bank, National Association, as Special Servicer of the Westin Boston Waterfront Mortgage Loan (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

33.15       Wilmington Trust, National Association, as Trustee of the Westin Boston Waterfront Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.16       Wells Fargo Bank, National Association, as Certificate Administrator of the Westin Boston Waterfront Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

33.17       Wells Fargo Bank, National Association, as Custodian of the Westin Boston Waterfront Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

33.18       Situs Holdings, LLC, as Operating Advisor of the Westin Boston Waterfront Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

33.19       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Glenbrook Square Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

33.20       Wells Fargo Bank, National Association, as Special Servicer of the Glenbrook Square Mortgage Loan (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

33.21       Wilmington Trust, National Association, as Trustee of the Glenbrook Square Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.22       Wells Fargo Bank, National Association, as Certificate Administrator of the Glenbrook Square Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

33.23       Wells Fargo Bank, National Association, as Custodian of the Glenbrook Square Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

33.24       Situs Holdings, LLC, as Operating Advisor of the Glenbrook Square Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

33.25       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the GSA Portfolio Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

33.26       Wells Fargo Bank, National Association, as Special Servicer of the GSA Portfolio Mortgage Loan (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

33.27       Wilmington Trust, National Association, as Trustee of the GSA Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.28       Wells Fargo Bank, National Association, as Certificate Administrator of the GSA Portfolio Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

33.29       Wells Fargo Bank, National Association, as Custodian of the GSA Portfolio Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

33.30       Situs Holdings, LLC, as Operating Advisor of the GSA Portfolio Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

33.31       Wells Fargo Bank, National Association, as Primary Servicer of the Hammons Hotel Portfolio Mortgage Loan (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

33.32       LNR Partners, LLC, as Special Servicer of the Hammons Hotel Portfolio Mortgage Loan (filed as Exhibit 33.32 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

33.33       Deutsche Bank Trust Company Americas, as Trustee and Custodian of the Hammons Hotel Portfolio Mortgage Loan (filed as Exhibit 33.33 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

33.34       Citibank, N.A., as Certificate Administrator of the Hammons Hotel Portfolio Mortgage Loan (filed as Exhibit 33.34 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

33.35       Situs Holdings, LLC, as Operating Advisor of the Hammons Hotel Portfolio Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

33.36       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Hammons Hotel Portfolio Mortgage Loan (filed as Exhibit 33.36 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

33.37       National Tax Search, LLC, as Servicing Function Participant of the Hammons Hotel Portfolio Mortgage Loan (filed as Exhibit 33.37 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

33.38       Wells Fargo Bank, National Association, as Primary Servicer of the DoubleTree Hotel Universal Mortgage Loan (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

33.39       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the DoubleTree Hotel Universal Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

33.40       U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the DoubleTree Hotel Universal Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.41       Pentalpha Surveillance LLC, as Operating Advisor of the DoubleTree Hotel Universal Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.42       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the DoubleTree Hotel Universal Mortgage Loan (filed as Exhibit 33.36 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

33.43       National Tax Search, LLC, as Servicing Function Participant of the DoubleTree Hotel Universal Mortgage Loan (filed as Exhibit 33.37 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

33.44       Wells Fargo Bank, National Association, as Primary Servicer of the 590 Madison Avenue Mortgage Loan (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

33.45       AEGON USA Realty Advisors, LLC, as Special Servicer of the 590 Madison Avenue Mortgage Loan (filed as Exhibit 33.45 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

33.46       Wilmington Trust, National Association, as Trustee of the 590 Madison Avenue Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.47       Wells Fargo Bank, National Association, as Certificate Administrator of the 590 Madison Avenue Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

33.48       Wells Fargo Bank, National Association, as Custodian of the 590 Madison Avenue Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

33.49       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 590 Madison Avenue Mortgage Loan (filed as Exhibit 33.36 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

33.50       National Tax Search, LLC, as Servicing Function Participant of the 590 Madison Avenue Mortgage Loan (filed as Exhibit 33.37 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

33.51       Berkeley Point Capital LLC, as Primary Servicer of the Element LA Mortgage Loan

33.52       CWCapital Asset Management LLC, as Special Servicer of the Element LA Mortgage Loan (filed as Exhibit 33.52 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

33.53       Wilmington Trust, National Association, as Trustee of the Element LA Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.54       Wells Fargo Bank, National Association, as Certificate Administrator of the Element LA Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

33.55       Wells Fargo Bank, National Association, as Custodian of the Element LA Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

33.56       Park Bridge Lender Services LLC, as Operating Advisor of the Element LA Mortgage Loan (filed as Exhibit 33.56 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

33.57       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Element LA Mortgage Loan (filed as Exhibit 33.36 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

33.58       National Tax Search, LLC, as Servicing Function Participant of the Element LA Mortgage Loan (filed as Exhibit 33.37 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

34.2         Wells Fargo Bank, National Association, as Special Servicer (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

34.3         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes to the Original 10-K.)

34.4         Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

34.5         Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

34.6         Situs Holdings, LLC, as Operating Advisor (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

34.7         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the South Plains Mall Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

34.8         Wells Fargo Bank, National Association, as Special Servicer of the South Plains Mall Mortgage Loan (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

34.9         Wilmington Trust, National Association, as Trustee of the South Plains Mall Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.10       Wells Fargo Bank, National Association, as Certificate Administrator of the South Plains Mall Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

34.11       Wells Fargo Bank, National Association, as Custodian of the South Plains Mall Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

34.12       Situs Holdings, LLC, as Operating Advisor of the South Plains Mall Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

34.13       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Westin Boston Waterfront Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

34.14       Wells Fargo Bank, National Association, as Special Servicer of the Westin Boston Waterfront Mortgage Loan (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

34.15       Wilmington Trust, National Association, as Trustee of the Westin Boston Waterfront Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.16       Wells Fargo Bank, National Association, as Certificate Administrator of the Westin Boston Waterfront Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

34.17       Wells Fargo Bank, National Association, as Custodian of the Westin Boston Waterfront Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

34.18       Situs Holdings, LLC, as Operating Advisor of the Westin Boston Waterfront Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

34.19       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Glenbrook Square Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

34.20       Wells Fargo Bank, National Association, as Special Servicer of the Glenbrook Square Mortgage Loan (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

34.21       Wilmington Trust, National Association, as Trustee of the Glenbrook Square Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.22       Wells Fargo Bank, National Association, as Certificate Administrator of the Glenbrook Square Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

34.23       Wells Fargo Bank, National Association, as Custodian of the Glenbrook Square Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

34.24       Situs Holdings, LLC, as Operating Advisor of the Glenbrook Square Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

34.25       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the GSA Portfolio Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

34.26       Wells Fargo Bank, National Association, as Special Servicer of the GSA Portfolio Mortgage Loan (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

34.27       Wilmington Trust, National Association, as Trustee of the GSA Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.28       Wells Fargo Bank, National Association, as Certificate Administrator of the GSA Portfolio Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

34.29       Wells Fargo Bank, National Association, as Custodian of the GSA Portfolio Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

34.30       Situs Holdings, LLC, as Operating Advisor of the GSA Portfolio Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

34.31       Wells Fargo Bank, National Association, as Primary Servicer of the Hammons Hotel Portfolio Mortgage Loan (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

34.32       LNR Partners, LLC, as Special Servicer of the Hammons Hotel Portfolio Mortgage Loan (filed as Exhibit 34.32 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

34.33       Deutsche Bank Trust Company Americas, as Trustee and Custodian of the Hammons Hotel Portfolio Mortgage Loan (filed as Exhibit 34.33 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

34.34       Citibank, N.A., as Certificate Administrator of the Hammons Hotel Portfolio Mortgage Loan (filed as Exhibit 34.34 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

34.35       Situs Holdings, LLC, as Operating Advisor of the Hammons Hotel Portfolio Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

34.36       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Hammons Hotel Portfolio Mortgage Loan (filed as Exhibit 34.36 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

34.37       National Tax Search, LLC, as Servicing Function Participant of the Hammons Hotel Portfolio Mortgage Loan (filed as Exhibit 34.37 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

34.38       Wells Fargo Bank, National Association, as Primary Servicer of the DoubleTree Hotel Universal Mortgage Loan (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

34.39       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the DoubleTree Hotel Universal Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

34.40       U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the DoubleTree Hotel Universal Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.41       Pentalpha Surveillance LLC, as Operating Advisor of the DoubleTree Hotel Universal Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.42       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the DoubleTree Hotel Universal Mortgage Loan (filed as Exhibit 34.36 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

34.43       National Tax Search, LLC, as Servicing Function Participant of the DoubleTree Hotel Universal Mortgage Loan (filed as Exhibit 34.37 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

34.44       Wells Fargo Bank, National Association, as Primary Servicer of the 590 Madison Avenue Mortgage Loan (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

34.45       AEGON USA Realty Advisors, LLC, as Special Servicer of the 590 Madison Avenue Mortgage Loan (filed as Exhibit 34.45 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

34.46       Wilmington Trust, National Association, as Trustee of the 590 Madison Avenue Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.47       Wells Fargo Bank, National Association, as Certificate Administrator of the 590 Madison Avenue Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

34.48       Wells Fargo Bank, National Association, as Custodian of the 590 Madison Avenue Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

34.49       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 590 Madison Avenue Mortgage Loan (filed as Exhibit 34.36 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

34.50       National Tax Search, LLC, as Servicing Function Participant of the 590 Madison Avenue Mortgage Loan (filed as Exhibit 34.37 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

34.51       Berkeley Point Capital LLC, as Primary Servicer of the Element LA Mortgage Loan (filed as Exhibit 34.51 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

34.52       CWCapital Asset Management LLC, as Special Servicer of the Element LA Mortgage Loan (filed as Exhibit 34.52 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

34.53       Wilmington Trust, National Association, as Trustee of the Element LA Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.54       Wells Fargo Bank, National Association, as Certificate Administrator of the Element LA Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

34.55       Wells Fargo Bank, National Association, as Custodian of the Element LA Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

34.56       Park Bridge Lender Services LLC, as Operating Advisor of the Element LA Mortgage Loan (filed as Exhibit 34.56 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

34.57       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Element LA Mortgage Loan (filed as Exhibit 34.36 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

34.58       National Tax Search, LLC, as Servicing Function Participant of the Element LA Mortgage Loan (filed as Exhibit 34.37 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

35            Servicer compliance statements.

35.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

35.2         Wells Fargo Bank, National Association, as Special Servicer (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

35.3         Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

35.4         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the South Plains Mall Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

35.5         Wells Fargo Bank, National Association, as Special Servicer of the South Plains Mall Mortgage Loan (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

35.6         Wells Fargo Bank, National Association, as Certificate Administrator of the South Plains Mall Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

35.7         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Westin Boston Waterfront Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

35.8         Wells Fargo Bank, National Association, as Special Servicer of the Westin Boston Waterfront Mortgage Loan (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

35.9         Wells Fargo Bank, National Association, as Certificate Administrator of the Westin Boston Waterfront Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

35.10       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Glenbrook Square Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

35.11       Wells Fargo Bank, National Association, as Special Servicer of the Glenbrook Square Mortgage Loan (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

35.12       Wells Fargo Bank, National Association, as Certificate Administrator of the Glenbrook Square Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

35.13       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the GSA Portfolio Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

35.14       Wells Fargo Bank, National Association, as Special Servicer of the GSA Portfolio Mortgage Loan (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

35.15       Wells Fargo Bank, National Association, as Certificate Administrator of the GSA Portfolio Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

35.16       Wells Fargo Bank, National Association, as Primary Servicer of the Hammons Hotel Portfolio Mortgage Loan (filed as Exhibit 35.16 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

35.17       LNR Partners, LLC, as Special Servicer of the Hammons Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

35.18       Citibank, N.A., as Certificate Administrator of the Hammons Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

35.19       Wells Fargo Bank, National Association, as Primary Servicer of the DoubleTree Hotel Universal Mortgage Loan (filed as Exhibit 35.19 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

35.20       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the DoubleTree Hotel Universal Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

35.21       U.S. Bank National Association, as Certificate Administrator of the DoubleTree Hotel Universal Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

35.22       Wells Fargo Bank, National Association, as Primary Servicer of the 590 Madison Avenue Mortgage Loan (filed as Exhibit 35.22 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

35.23       AEGON USA Realty Advisors, LLC, as Special Servicer of the 590 Madison Avenue Mortgage Loan (filed as Exhibit 35.23 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

35.24       Wells Fargo Bank, National Association, as Certificate Administrator of the 590 Madison Avenue Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

35.25       Berkeley Point Capital LLC, as Primary Servicer of the Element LA Mortgage Loan (filed as Exhibit 35.25 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

35.26       CWCapital Asset Management LLC, as Special Servicer of the Element LA Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

35.27       Wells Fargo Bank, National Association, as Certificate Administrator of the Element LA Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-191331-11 and incorporated by reference herein)

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

Date: August 3, 2018